Form 10-K
period 2004-12-31
World Omni Master Owner Trust
filed 2005-03-30
CIK 1321535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-97487-01

(Commission File Number)

World Omni Master Owner Trust

(Exact Name of Issuing Entity with respect to the Securities)

Delaware

(State or other jurisdiction of incorporation or organization)

65-0934017

(Registrant’s I.R.S. Employer Identification No.)

190 Jim Moran Boulevard

Deerfield Beach, FL 33442

(Address of principal executive offices of Registrant, including Zip Code)

Registrant’s telephone number, including area code: (954) 429-2000

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b).    Yes  ☐    No  ☒

As of December 31, 2004, WODFI LLC owned all of the equity interests in the issuing entity.

Documents incorporated by reference:

None.

World Omni Master Owner Trust

ITEM 2. PROPERTIES

The World Omni Master Owner Trust Series 2004-1 Floating Rate Automobile Dealer Floorplan Asset Backed Notes, Class A (the “Term Notes”) were issued by the World Omni Master Owner Trust (the “Trust”), a Delaware statutory trust created pursuant to a Trust Agreement, dated as of November 22, 1999, between WODFI LLC, a Delaware limited liability company and Chase Manhattan Bank USA, National Association (successor-by-merger to Chase Manhattan Bank Delaware), as owner trustee, and pursuant to an Indenture between the Trust and BNY Midwest Trust Company, an Illinois banking corporation (as successor-in-interest to the corporate trust administration of Harris Trust and Savings Bank), as indenture trustee (the “Indenture”). In addition to the Term Notes, the Trust has issued the Series 2003-VFN-A Asset Backed Notes and Series 2003-VFN-B Asset Backed Notes (together with the Term Notes, the “Notes”). WODFI LLC owns the equity in the Trust, which is represented by a certificate (the “Certificate”). The Certificate represents the remainder interest in the Trust not represented by the Notes.

As of December 31, 2004, the outstanding principal balance of the Series 2004-1 Notes was $350,000,000.00, the outstanding principal balance of the Series 2003-VFN-A Notes was $34,000,000.00, and the outstanding principal balance of the Series 2003-VFN-B Notes was $13,000,000.00.

The Notes are secured by the assets of the Trust, and each series of Notes is allocated a varying percentage of the collections on the assets of the Trust. The primary assets of the Trust consist of a revolving pool of receivables arising under selected revolving floorplan financing agreements acquired by or entered into with World Omni Financial Corp. by retail automobile dealers to finance their inventory of new and used automobiles and light-duty trucks and may include participation interests in financing arrangements of a third party.

Receivables are sold by World Omni Financial Corp. to WODFI LLC and are then transferred by WODFI LLC to the Trust. The Trust has granted a security interest in the receivables and the other property of the Trust to the trustee under the Indenture for the Notes for the benefit of the noteholders. The Trust property also includes:

•	security interests in the collateral securing the dealers’ obligations to pay the receivables, which will include unsold vehicles and which may include parts inventory, equipment, fixtures, service accounts, real estate and guarantees;

•	amounts held on deposit in specified trust accounts maintained for the Trust or for a series or class of notes;

•	recourse World Omni Financial Corp. may have against the dealers under the financing agreements; and

•	an assignment of WODFI LLC’s rights under its purchase agreement with World Omni Financial Corp.

As new receivables arise under the selected financing agreements, they generally will be transferred to the Trust on a daily basis. Prior to the date on which funds are required to be set aside for payment on a series of notes, the Trust generally will transfer the principal collections on the receivables to the certificateholders, provided there are sufficient assets in the Trust. If there are insufficient assets in the Trust, the Trust will retain the principal collections and invest them in eligible investments.

For additional information regarding the assets of the Trust as of December 31, 2004, and for the year then ended, see Exhibit 99.1.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2004, there were no material legal proceedings in respect to the Trust or to the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No vote or consent of the security holders has been solicited.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

WODFI LLC holds 100% of the beneficial interest in the Certificate, the equity of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Trust Agreement, dated as of November 22, 1999, between WODFI LLC and Chase Manhattan Bank USA, National Association. Incorporated by reference as filed on Exhibit 99.4 to Registration Statement No. 333-84579.

3.2	Amendment No. 1 to Trust Agreement, dated as of January 21, 2004, between WODFI LLC and Chase Manhattan Bank USA, National Association.

4.1	Amended and Restated Indenture, dated as of April 6, 2000, between the Trust and BNY Midwest Trust Company, as successor-in-interest to the corporate trust administration of Harris Trust and Savings Bank, as indenture trustee. Incorporated by reference as filed on Exhibit 4.1 to the Registrant’s 8-K filed on September 26, 2000.

4.2	Series 2004-1 Supplement, dated as of January 21, 2004, to Amended and Restated Indenture, dated as of April 6, 2000. Incorporated by reference as filed on Exhibit 4.1 to the Registrant’s 8-K filed on January 23, 2004.

4.3	Amended and Restated Trust Sale and Servicing Agreement, dated as of April 6, 2000, among World Omni Financial Corp., as servicer, WODFI LLC, and the Trust. Incorporated by reference as filed on Exhibit 99.1 to the Registrant’s 8-K filed on September 26, 2000.

4.4	Amendment No. 1 to Amended and Restated Trust Sale and Servicing Agreement, dated as of August 11, 2000, between World Omni Financial Corp., as seller, and WODFI LLC, as buyer. Incorporated by reference as filed on Exhibit 99.4 to the Registrant’s 8-K filed on September 26, 2000.

4.5	Amendment No. 2 to the Amended and Restated Trust Sale and Servicing Agreement, dated as of December 30, 2002. Incorporated by reference as filed on Exhibit 4.2 to the Registrant’s 8-K filed on April 7, 2003.

4.6	Amendment No. 3 to the Amended and Restated Trust Sale and Servicing Agreement, dated as of January 21, 2004, among World Omni Financial Corp., WODFI LLC, and World Omni Master Owner Trust.

10.1	Underwriting Agreement, dated as of January 7, 2004, relating to the Series 2004-1 Class A Notes. Incorporated by reference as filed on Exhibit 1.1 to the Registrant’s 8-K filed on January 23, 2004.

10.2	Amended and Restated Receivables Purchase Agreement, dated as of April 6, 2000, between World Omni Financial Corp., as seller, and WODFI LLC, as buyer. Incorporated by reference as filed on Exhibit 99.2 to the Registrant’s 8-K filed on September 26, 2000.

10.3	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of August 11, 2000, between World Omni Financial Corp., as seller, and WODFI LLC, as buyer. Incorporated by reference as filed on Exhibit 99.3 to the Registrant’s 8-K filed on September 26, 2000.

10.4	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated as of December 30, 2002. Incorporated by reference as filed on Exhibit 4.1 to the Registrant’s 8-K filed on April 7, 2003.

23.1	Annual Accountants’ Report

31.1	Certificate of Chief Financial Officer of the Servicer

31.2	Annual Officer’s Certificate

99.1	Summary of Monthly Reports

99.2	Listing of Form 8-K Filings

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Omni Master Owner Trust

	BY:	World Omni Financial Corp.,
as Servicer on behalf of the Trust

Date: March 25, 2005	BY:	/s/ Victor A. De Jesus
Victor A. De Jesus
Vice President and Chief Financial Officer
World Omni Financial Corp.
(Duly Authorized Officer of the Servicer on
behalf of the Trust)

EXHIBIT INDEX

3.1	Trust Agreement, dated as of November 22, 1999, between WODFI LLC and Chase Manhattan Bank USA, National Association. Incorporated by reference as filed on Exhibit 99.4 to Registration Statement No. 333-84579.

3.2	Amendment No. 1 to Trust Agreement, dated as of January 21, 2004, between WODFI LLC and Chase Manhattan Bank USA, National Association.

4.1	Amended and Restated Indenture, dated as of April 6, 2000, between the Trust and BNY Midwest Trust Company, as successor-in-interest to the corporate trust administration of Harris Trust and Savings Bank, as indenture trustee. Incorporated by reference as filed on Exhibit 4.1 to the Registrant’s 8-K filed on September 26, 2000.

4.2	Series 2004-1 Supplement, dated as of January 21, 2004, to Amended and Restated Indenture, dated as of April 6, 2000. Incorporated by reference as filed on Exhibit 4.1 to the Registrant’s 8-K filed on January 23, 2004.

4.3	Amended and Restated Trust Sale and Servicing Agreement, dated as of April 6, 2000, among World Omni Financial Corp., as servicer, WODFI LLC, and the Trust. Incorporated by reference as filed on Exhibit 99.1 to the Registrant’s 8-K filed on September 26, 2000.

4.4	Amendment No. 1 to Amended and Restated Trust Sale and Servicing Agreement, dated as of August 11, 2000, between World Omni Financial Corp., as seller, and WODFI LLC, as buyer. Incorporated by reference as filed on Exhibit 99.4 to the Registrant’s 8-K filed on September 26, 2000.

4.5	Amendment No. 2 to the Amended and Restated Trust Sale and Servicing Agreement, dated as of December 30, 2002. Incorporated by reference as filed on Exhibit 4.2 to the Registrant’s 8-K filed on April 7, 2003.

4.6	Amendment No. 3 to the Amended and Restated Trust Sale and Servicing Agreement, dated as of January 21, 2004, among World Omni Financial Corp., WODFI LLC, and World Omni Master Owner Trust.

10.1	Underwriting Agreement, dated as of January 7, 2004, relating to the Series 2004-1 Class A Notes. Incorporated by reference as filed on Exhibit 1.1 to the Registrant’s 8-K filed on January 23, 2004.

10.2	Amended and Restated Receivables Purchase Agreement, dated as of April 6, 2000, between World Omni Financial Corp., as seller, and WODFI LLC, as buyer. Incorporated by reference as filed on Exhibit 99.2 to the Registrant’s 8-K filed on September 26, 2000.

10.3	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of August 11, 2000, between World Omni Financial Corp., as seller, and WODFI LLC, as buyer. Incorporated by reference as filed on Exhibit 99.3 to the Registrant’s 8-K filed on September 26, 2000.

10.5	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated as of December 30, 2002. Incorporated by reference as filed on Exhibit 4.1 to the Registrant’s 8-K filed on April 7, 2003.

23.1	Annual Accountants’ Report

31.1	Certificate of Chief Financial Officer of the Servicer

31.2	Annual Officer’s Certificate

99.1	Summary of Monthly Reports

99.2	Listing of Form 8-K Filings